Form 10QSB
period 1999-12-31
FIVE STAR RESOURCES INC
filed 2000-02-08
CIK 1102053

                   U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended DECEMBER 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     Commission file number 0-28783

                         FIVE STAR RESOURCES, INC.
   (Exact name of small business issuer as specified in its charter)

     State of Kansas                                        48-1207793
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            I. D. Number)

    106 S. Parkdale, Wichita, KS                                67209
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (316) 722-3442

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes [X]     No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          There were 9,940,661 shares of common stock, No Par Value, outstanding as of December 31, 1999.

Transitional Small Business Disclosure Format (check one);  Yes [ ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements





   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Five Star Resources, Inc.
Wichita, Kansas

We have reviewed the accompanying balance sheet of Five Star Resources, Inc. (a development stage enterprise) (the "Company") as of December 31, 1999, and the related statements of operations, stockholders equity, and cash flows for the three months ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 12, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

January 18, 2000
                                      2

                          FIVE STAR RESOURCES, INC.
                       (A Development Stage Enterprise)

                                Balance Sheets



                                                    December 31   September 30
                                                        1999         1999
                                                    -----------   -----------
                                                    (Unaudited)
                              ASSETS

Current Assets:
   Cash                                             $  145,914    $    91,274
   Marketable securities (net)                          57,272         99,052
   Income taxes receivable                               3,361             -
   Deferred tax benefit                                  3,864          2,853
                                                    ----------    -----------
      Total Current Assets                             210,411        193,179

Other Assets:
   Non-marketable securities                            48,596             -
                                                    ----------    -----------

TOTAL ASSETS                                        $  259,007    $   193,179
                                                    ==========    ===========



               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                 $    3,000    $     3,000
   Payable to officer                                    9,000          5,037
   Income taxes payable                                    887          5,556
                                                    ----------    -----------
      Total Liabilities                                 12,887         13,593


Stockholders' Equity:
   Common stock, no par value
      (1,000,000,000 shares authorized,
      9,940,661 and 9,203,161 outstanding)             241,415        167,665
   Earnings accumulated during
      the development stage                              4,705         11,921
                                                    ----------    -----------
      Total Stockholders' Equity                       246,120        179,586
                                                    ----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  259,007    $   193,179
                                                    ==========    ===========


See accompanying selected information and accountant's report.
                                      3

                          FIVE STAR RESOURCES, INC.
                       (A Development Stage Enterprise)

                           Statement of Operations
            For the Three Months Ended December 31, 1999 and 1998
                                 (Unaudited)

                                                                  Cumulative
                                             Three Months Ended   During the
                                                December 31,      Development
                                              1999       1998        Stage
                                           ---------   ---------   ----------
Revenues                                   $      -   $       -    $       -

Operating Expenses:
   Directors/officers compensation             9,000       4,000       49,000
   Rent                                        1,800         900        5,400
   Legal and professional                        195          -         3,195
   Transfer fees                                 245          -           645
   Office expenses and other                     573          75        1,468
                                           ---------   ---------   ----------
      Total Operating Expenses                11,813       4,975       59,708
                                           ---------   ---------   ----------

Income from Operations                       (11,813)     (4,975)     (59,708)

Other Income and Expenses:
   Interest income                               932          16        1,394
   Interest expense                              (85)         -           (85)
   Gain on sale of marketable
      securities                               5,791      (3,374)      83,002
   Unrealized loss on marketable
      securities                              (6,808)     (7,435)     (21,962)
                                           ---------   ---------   ----------

Income Before Income Taxes                   (11,983)    (15,768)       2,641

   Income tax expense/(benefit)               (3,756)     (1,561)       1,800
   Deferred tax expense/(benefit)             (1,011)     (1,393)      (3,864)
                                           ---------   ---------   ----------

NET INCOME                                 $  (7,216)  $ (12,814)  $    4,705
                                           =========   =========   ==========

Earnings per Share                         $   (0.00)  $   (0.00)  $     0.00
                                           =========   =========   ==========

Weighted Average Shares Outstanding        9,691,612   3,084,411    5,916,189
                                           =========   =========   ==========


See accompanying selected information and accountant's report.
                                      4

                          FIVE STAR RESOURCES, INC.
                       (A Development Stage Enterprise)

                      Statement of Stockholders' Equity
              For the Period from Inception to December 31, 1999
                                 (Unaudited)


                                                                    Earnings
                                                                   Accumulated
                                                                   During the
                                             Common Stock          Development
                                 Date      Shares      Amount         Stage
                                -----    ---------   ----------    -----------

Stock issued for:
  Services and expenses         10/98      475,320   $    4,075    $        -
  Cash                          11/98       50,000          500             -
  Marketable securities         11/98    3,800,000       34,500             -
  Officer compensation          04/99      621,034        7,924             -
  Marketable securities         04/99       68,966          880             -
  Officer compensation          05/99      767,967       23,039             -
  Marketable securities         08/99    3,219,874       90,747             -
  Marketable securities         09/99      200,000        6,000             -
    Net income for period                       -            -          11,921
                                         ---------   ----------    -----------

Balances, September 30, 1999             9,203,161      167,665         11,921

Stock issued for:
  Cash                          10/99      100,000       10,000             -
  Marketable securities         10/99      200,000       20,000             -
  Marketable securities         11/99      437,500       43,750             -
    Net loss for period                         -            -          (7,216)
                                         ---------   ----------    -----------

Balances, December 31, 1999              9,940,661   $   241,415   $     4,705
                                         =========   ==========    ===========





See accompanying selected information and accountant's report.
                                      5

                          FIVE STAR RESOURCES, INC.
                       (A Development Stage Enterprise)

                           Statement of Cash Flows
               Increase/(Decrease) in Cash and Cash Equivalents
            For the Three Months Ended December 31, 1999 and 1998
                                 (Unaudited)

                                                                   Cumulative
                                             Three Months Ended    During the
                                                 December 31,      Development
                                             1999         1998        Stage
                                           ---------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  (7,216)  $  (12,814)  $   4,705
  Adjustments to reconcile net
    income/(loss) to net cash
    provided by operations:
  (Gain)/loss on sales of assets              (5,791)       3,374     (83,002)
  Unrealized (gain)/loss on
    marketable securities                      6,808        7,435      21,962
  Services and expenses purchased
    with stock                                    -         4,075      35,038

  Deferred tax benefit                        (1,011)      (1,393)     (3,864)
  Payables and accrued expenses                3,963          900      12,000
  Income taxes payable/receivable             (8,030)      (1,561)     (2,474)
                                           ---------   ----------   ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                 (11,277)          16     (15,635)
                                           ---------   ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable
    securities                                63,999        6,976     181,751
  Purchase of marketable securities           (8,082)      (5,941)    (30,702)
                                           ---------   ----------   ---------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                                  55,917        1,035     151,049
                                           ---------   ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                 10,000          500      10,500
                                           ---------   ----------   ---------
  Increase/(decrease) in cash
   for period                                 54,640        1,551     145,914

Cash, Beginning of period                     91,274           -           -
                                           ---------   ----------   ---------

Cash, End of period                        $ 145,914   $    1,551   $ 145,914
                                           =========   ==========   =========

Supplemental Disclosures:
  Cash payments for:
    Interest                               $      85   $       -    $      85
    Income taxes                               4,274           -        4,274

  Non-Cash Investing and Financing:
    Stock issued to related parties:
    In exchange for marketable
      securities                           $  63,750   $   34,500   $ 195,876
    For services rendered                         -         4,000      34,963
    For expenses                                  -            75          75


See accompanying selected information and accountant's report.
                                      6

                      FIVE STAR RESOURCES, INC.
                   (A Development Stage Enterprise)

                         Selected Information
        For the Three Months Ended December 31, 1999 and 1998


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-SB for the period from inception to September 30, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the three month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Development Stage Enterprise -- The Company has been in the development stage since its inception in October 1998. Management is searching for potential merger partners in order to move from the development stage.


NOTE 2:  STOCK TRANSACTIONS

As indicated in the Statement of Stockholders' Equity, the Company has issued shares in payment of various expenses and for the acquisition of a stock investments during its first year. During the quarter ended December 31, 1999, the Company continued issuing shares for investment in marketable securities.

The investments during the current year, as presented below, include the acquisition of 25,000 shares of Ness Energy International, Inc. and 200,000 shares of Golden Chief Resources, Inc.


NOTE 3:   INVESTMENTS

In November 1998, the Company acquired 100,000 shares of Ness Energy International, Inc. from its president in exchange for 3,800,000 newly issued shares. The Company continued exchanges similar to this during the year ended September 30, 1999 and into the quarter ended December 31, 1999 with an exchange of 437,500 newly issued shares for 25,000 Ness Energy shares. Ness Energy is a bulletin board stock that has traded in the $1.06 to $2.00 price range during the quarter ended December 31, 1999. The Company plans to hold or sell the stock as needed in order to pay costs of restarting the Company. The exchanges have been valued at the closing price of Ness Energy on the date of exchange. Valuation of the issuance of the Company's common stock was in the range of $.01 to $.03 per share during the year ended September 30, 1999. During the quarter ended December 31, 1999, the Company's stock was issued at $.10 per share.

The Company also acquired 200,000 shares of Golden Chief Resources, Inc. GCRI is a fully reporting corporation that is in the process of acquiring an existing business. There is no current market for the stock.


NOTE 4:   CURRENT ACTIVITIES AND SUBSEQUENT EVENTS

During the January 2000, the Company filed Form 10-SB with the Securities and Exchange Commission. This filing places the Company as a fully reporting entity with the SEC. The Company has received inquires from several privately held companies regarding a possible merger or acquisition. Management has held meetings and discussions with some of these companies, but no proposals or deals have been consummated as of the date of this report. Management plans to continue to pursue these opportunities vigorously and has an agreement with a consultant who is to assist in identifying merger candidates and contract negotiations.





Item 2.  Plan of Operation

The Company is a development stage enterprise. Since inception, the plan of operation has included investing in a business, preferably technology related, either through its own start up operations, or through a possible acquisition or merger with a private company.

As a development stage enterprise the Company has no operating revenues, but has accumulated cash through the sale of marketable securities. Cumulatively during the development stage the Company is showing a net profit.

Total assets were $259,007 for this quarter compared to $193,179 in the previous quarter, with 56% of the asset base being cash and 22% being marketable securities (see Note 3: Investments). The Company believes it can satisfy its cash requirements for the next twelve months through the sale of its marketable securities, if necessary. Total stockholders' equity increased by 33% over the last quarter.

Subsequent to the end of the quarter the Company purchased 25% of the authorized common stock of U.S. Wireless, Inc. ("USW") for $85,000, with the intent to purchase the balance of 75% of USW with restricted common stock or cash within the next six months. This is the only material commitment for capital expenditures during the next twelve months. USW holds and owns a licensing and service agreement for the marketing and sales of voice and data communications services (wired and wireless) for a store located in Wichita, Kansas. The Company also voted to amend its Articles of Incorporation to change the name of the Company to Five Star Wireless, Inc.

Disclosure Regarding Forward-Looking Statements - This Form 10Q-SB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward-looking statements. The forward-looking statements in this Form 10Q-SB reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10Q-SB, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.




PART II:    OTHER INFORMATION


Item 5: Other Information

        During January 2000, Debra K. Vaughn, a director of the Company, has resigned from her position as director due to health concerns.

Item 6: Exhibits and Reports on Form 8-K

        a.  Exhibits

            Exhibit 27. Financial Data Schedule

        b.  Reports on Form 8-K

            None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                FIVE STAR RESOURCES, INC.


November 22, 1999              /s/ ART SYKES
                                Art Sykes, President and
                                Chief Financial Officer