Form 10QSB
period 2000-03-31
FIVE STAR BROADBAND WIRELESS INC
filed 2000-05-19
CIK 1102053

             U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 0-28783


                FIVE STAR BROADBAND WIRELESS, INC.
   (Exact name of small business issuer as specified in its charter)


     State of Kansas                                        48-1207793
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            I. D. Number)


   8136 S. Harvard, Tulsa, Oklahoma                          74137
(Address of principal executive offices)                  (Zip Code)

   Issuer's telephone number, including area code:  (918) 499-1600


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

       There were 41,980,661 shares of common stock, No Par Value, outstanding as of March 31, 2000.



Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements






   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Five Star Broadband Wireless, Inc.
Tulsa, Oklahoma

We have reviewed the accompanying balance sheet of Five Star Broadband Wireless, Inc. (a development stage enterprise) (the "Company") as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three and six months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and, in our report dated November 12, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1999 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

May 17, 2000

                    FIVE STAR BROADBAND WIRELESS, INC.
                     (A Development Stage Enterprise)

                          Balance Sheets



                                                      March 31    September 30
                                                        1999           1999
                                                    ----------     ----------
                                                   Unaudited
                              ASSETS

Current Assets:
   Cash                                             $  109,969     $   91,274
   Marketable securities (net)                          11,250         70,456
   Income taxes receivable                              11,486             -
   Deferred tax benefit                                  5,682          2,853
                                                    ----------     ----------
      Total Current Assets                             138,387        164,583
                                                    ----------     ----------

Other Assets:
   Investment in subsidiary                            136,000             -
   Nonmarketable securities                             34,596         28,596
                                                    ----------     ----------

   TOTAL ASSETS                                     $  308,983     $  193,179
                                                    ==========     ==========



               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accrued expenses                                 $       -      $    3,000
   Payable to officer                                       -           5,037
   Income taxes payable                                     -           5,556
                                                    ----------     ----------
      Total Liabilities                                     -          13,593
                                                    ----------     ----------

Stockholders' Equity:
Common stock, no par value (1,000,000,000
  shares authorized, 41,980,661 and 9,203,161
  outstanding)                                         338,915        167,665
Earnings accumulated during the development stage      (17,220)        11,921
Unrealized gain/(loss) on nonmarketable
  securities (net)                                     (12,712)            -
                                                    ----------     ----------
      Total Stockholders' Equity                       308,983        179,586
                                                    ----------     ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  308,983     $  193,179
                                                    ==========     ==========


See accompanying selected information and accountants' report.
                                    3

                    FIVE STAR BROADBAND WIRELESS, INC.
                     (A Development Stage Enterprise)

                       Statements of Operations
      For the Three and Six Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                                                         Cumulative
                                                                                         During the
                                               Three Months             Six Months      Development
                                             2000         1999       2000       1999       Stage
                                          ----------   ---------  ----------  ---------  ---------

Revenues                                  $       -    $      -   $       -   $      -   $      -

Operating Expenses:
  Director and officer compensation            9,000       9,000      18,000     13,000     58,000
  Rent                                            -        1,800       1,800      1,800      5,400
  Legal and professional                       1,988          -        2,428         -       5,828
  Office expenses and other                    2,063          -        2,636         75      3,531
                                          ----------   ---------  ----------  ---------  ---------
    Total Operating Expenses                  13,051      10,800      24,864     14,875     72,759
                                          ----------   ---------  ----------  ---------  ---------
Income from Operations                       (13,051)    (10,800     (24,864)   (14,875)   (72,759)

Other Income and Expenses:
  Interest income                                695          -        1,627         28      2,089
  Interest expense                                -           -          (85)        -         (85)
  Gain on sale of marketable securities      (13,112)        450      (7,321)    (3,374)    69,890
  Unrealized loss on marketable
    securities                                (4,808)     10,397     (11,616)    10,397    (26,770)
                                          ----------   ---------  ----------  ---------  ---------

Income Before Income Taxes                   (30,276)         47     (42,259)    (7,824)   (27,635)

  Income tax expense/(benefit)                (7,821)     (3,414)    (11,577)    (3,414)    (6,021)
  Deferred tax expense/(benefit)                (530)      1,948      (1,541)     1,948     (4,394)
                                          ----------   ---------  ----------  ---------  ---------

NET INCOME                                $  (21,925)  $   1,513  $  (29,141) $  (6,358) $ (17,220)
                                          ==========   =========  ==========  =========  =========

Earnings per Share                        $    (0.00)  $    0.00  $    (0.00) $   (0.00) $   (0.00)
                                          ==========   =========  ==========  =========  =========

Weighted Average Shares
   Outstanding                            14,027,584   4,325,320  12,455,401  3,800,320  7,504,544
                                          ==========   =========  ==========  =========  =========


See accompanying selected information and accountants' report.
                                    4

                    FIVE STAR BROADBAND WIRELESS, INC.
                     (A Development Stage Enterprise)

                    Statements of Stockholders' Equity
             For the Period from Inception to March 31, 2000
                               (Unaudited)

                                                                      Earnings/(Loss)  Unrealized
                                                                        Accumulated    Gain/(Loss)
                                                                        During the      On Non-
                                              Common Stock              Development    Marketable
                                 Date    Shares             Amount        Stage        Securities
                                ------   ----------       ----------   ------------    ----------

Stock issued for:
   Services and expenses         10/98      475,320       $    4,075   $         -     $       -
   Cash                          11/98       50,000              500             -             -
   Marketable securities         11/98    3,800,000           34,500             -             -
   Officer compensation          04/99      621,034            7,924             -             -
   Marketable securities         04/99       68,966              880             -             -
   Officer compensation          05/99      767,967           23,039             -             -
   Marketable securities         08/99    3,219,874           90,747             -             -
   Marketable securities         09/99      200,000            6,000             -             -
Net income for period                            -                -          11,921            -
                                         ----------       ----------   ------------    ----------
Balances, September 30, 1999             9,203,161           167,665         11,921            -

Stock issued for:
   Cash                          10/99      100,000           10,000             -             -
   Marketable securities         10/99      200,000           20,000             -             -
   Marketable securities         11/99      437,500           43,750             -             -
   Cash                          03/00      540,000           97,500             -             -
   Marketing contract            03/00   31,500,000               -              -             -
Net loss for period                              -                -         (29,141)      (12,712)
                                         ----------       ----------   ------------    ----------

Balances, March 31, 2000                 41,980,661       $  338,915   $    (17,220)   $  (12,712)
                                         ==========       ==========   ============    ==========


See accompanying selected information and accountants' report.
                                    5

                    FIVE STAR BROADBAND WIRELESS, INC.
                     (A Development Stage Enterprise)

                         Statements of Cash Flows
            Increases/(Decreases) in Cash and Cash Equivalents
             For the Six Months Ended March 31, 2000 and 1999
                               (Unaudited)

                                                                    Cumulative
                                                                   During the
                                                                   Development
                                               2000        1999        Stage
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  (29,141) $   (6,358) $  (17,220)
Adjustments to reconcile net income/
 (loss) to net cash provided by operations:
  (Gain)/loss on sales of assets                 7,321       3,374     (69,890)
  Unrealized (gain)/loss on marketable
    securities                                  11,616     (10,397)     26,770
  Services/expenses purchased with stock            -        4,075      35,038

  Deferred tax benefit                          (1,541)      1,948      (4,394)
  Payables and accrued expenses                 (8,037)     10,800          -
  Income taxes payable/receivable              (17,042)     (3,414)    (11,486)
                                            ----------  ----------  ----------
NET CASH (USED) BY OPERATING ACTIVITIES        (36,824)         28     (41,182)
                                            ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities    130,121       6,976     247,873
Purchase of marketable securities              (46,102)     (7,241)    (68,722)
Investment in subsidiary                      (136,000          -     (136,000)
                                            ----------  ----------  ----------
NET CASH PROVIDED/(USED) BY INVESTING
     ACTIVITIES                                (51,981)       (265)     43,151
                                            ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                 107,500         500     108,000
                                            ----------  ----------  ----------
  Increase/(decrease) in cash for period        18,695         263     109,969

  Cash, Beginning of period                     91,274          -           -
                                            ----------  ----------  ----------

CASH, END OF PERIOD                         $  109,969  $      263  $  109,969
                                            ==========  ==========  ==========

Supplemental Disclosures:
Cash payments for:
    Interest                                $       85  $       -   $       85
    Income taxes                                 4,274          -        4,274
Non-Cash Investing and Financing:
  Stock issued to related parties:
    In exchange for marketable securities   $   63,750  $   34,500  $  195,876
    For services rendered                           -        4,000      34,963
    For expenses                                    -           75          75

See accompanying selected information and accountants' report.
                                    6

                    FIVE STAR BROADBAND WIRELESS, INC.
                     (A Development Stage Enterprise)

                           Selected Information
                              March 31, 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-SB for the period from inception to September 30, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part
1. Operating results for the six month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Development Stage Enterprise -- The Company has been in the development stage since its inception in October 1998. The Company acquired a 40% interest in another entity and issued stock for rights under a marketing contract during January through March 2000. Neither of these interests have generated revenues for the Company through March 31, 2000. The Company will continue to be considered a development stage enterprise until such time as operating revenues are sufficient to sustain the activities of the Company.


NOTE 2:  STOCK TRANSACTIONS

As indicated in the Statement of Stockholders' Equity, the Company has issued shares in payment of various expenses and for the acquisition of stock investments during its first year. During the quarter ended December 31, 1999, the Company continued issuing shares for investment in marketable securities.

The investments during the current year, as presented below, include the acquisition of 25,000 shares of Ness Energy International, Inc. and 200,000 shares of Golden Chief Resources, Inc.

During the quarter ended March 2000, the Company issued 540,000 new shares in exchange for $97,500. The Company also issued 31,500,000 shares for the right to provide marketing services under a contract. These shares have been recorded without value because of accounting rules. These rules require the Company to record assets in this type of transaction at their basis in the hands of the transferor. Since the transferors had no determinable basis in the contract, the Company's basis is limited to zero.

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

The Company also acquired 200,000 shares of Golden Chief Resources, Inc. GCRI is a fully reporting corporation that is in the process of acquiring an existing business. This stock has begun trading subsequent to March 2000.


NOTE 4:   CURRENT ACTIVITIES AND SUBSEQUENT EVENTS

On March 20, 2000, the Company acquired full interest in a Sales Agency Agreement by issuing 31,500,000 shares to Jack R. Lindley, Dick D. Ikler, and their assigns on March 20, 2000. The value assigned to the asset acquired was placed at $158,000 for purposes of stock issuance. As discussed above, the Company is not able to record this asset under the accounting rules.

The Company had previously acquired 40% of U.S. Wireless, Inc. from January 31, 2000 through March 9, 2000 for total consideration of $136,000. U. S. Wireless, Inc. holds and owns a licensing and service agreement between itself and GKD, Inc., d.b.a. TelCom One for the marketing and sales of voice and data communications services (wired and wireless) to be used for the TelCom One Phone Store located in Wichita, Kansas.

An additional 9,500,000 shares have been reserved for management to utilize in fund-raising and business development/acquisition activities.

Item 2.  Plan of Operation

    On March 20, 2000, during a special joint meeting of the board of directors and shareholders of Five Star Broadband Wireless, Inc., the directors and shareholders voted to authorize issuance of 42,000,000 shares of the Company to Jack R. Lindley and Dick D. Ikler, or their assigns, in exchange for all of their interest in the Sales Agency Agreement executed between them and GKD, Inc., d.b.a. TelCom One, dated March 15, 2000.Of the 42,000,000 shares authorized, only 31,500,000 shares were issued. The remaining 9,500,000 shares have been reserved for management to utilize in fund-raising and business development or acquisition activities. The Company currently has sufficient cash resources to meet its immediate needs, but anticipates generation of additional capital through the sale of these reserved shares within the next twelve months as its needs increase because of expanded functions.

    The corporate officers and current board of directors tendered their respective resignations, and a new President, Jack R. Lindley, and a new Secretary, Deborah L. Hackler, were elected, and a new board of directors was elected, namely: Jack R. Lindley, Dr. Bill Hill, Thomas D. Self, Everett C. Fettis, and Deborah L. Hackler.

    Between January and March 2000, Five Star Broadband Wireless, Inc. obtained 40% of the outstanding shares of U.S. Wireless, Inc., which holds the interest in TelCom One Wireless and Internet services, which will be accomplished in part through the Sales Agency Agreement assigned to the Company on March 20, 2000, and other similar agreements with various providers, currently in negotiations. Five Star also anticipates eventually expanding its scope beyond sales to providing equipment and installation and technical support for the equipment required to support the sales of wireless broadband internet services.

    The Company has identified as major objective the marketing of wireless broadband internet services, which will be accomplished in part through the Sales Agency Agreement assigned to the Company on March 20, 2000, and other similar agreements with various providers, currently in negotiations. Five Star also expects to eventually expand its scope beyond sales in order to provide and sell equipment as well as installation and technical support for the equipment required to support the sales of wireless broadband internet services. The Company anticipates that initially, when active marketing of wireless broadband internet services commences, the sales agents engaged will operate on a straight commission basis. It is possible that at a later time, the Company will hire personnel as employees to supplement the straight commissioned sales agents. Also at that time, it is reasonable to assume that a small number of support staff will be hired to facilitate the business of the Company.

    The Company continues to explore other investment opportunities primarily in the area of related internet technology and services.

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




---------------------------------------------------------------------------

PART II:    OTHER INFORMATION


Item 5: Other Information

        On March 20, 2000, Art and Jareta Sykes resigned their respective
positions as officers and directors of the Company.   A new board of
directors was elected consisting of Jack R. Lindley, Dr. Bill Hill, Thomas
D. Self, Everett C. Fettis, and Deborah L. Hackler. Jack R. Lindley and Deborah L. Hackler were elected President and Secretary, respectively.


Item 6:   Exhibits and Reports on Form 8-K

        a.  Exhibits

            Exhibit 27. Financial Data Schedule

        b.  Reports on Form 8-K

            A report on Form 8-K dated March 20, 2000, reported a change in control of the registrant.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIVE STAR BROADBAND WIRELESS, INC.


May 18, 2000                            /s/ JACK R. LINDLEY
                                        Jack R. Lindley, President and
                                        Chief Financial Officer