Form 10QSB
period 2000-06-30
FIVE STAR BROADBAND WIRELESS INC
filed 2000-08-14
CIK 1102053

                  U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended JUNE 30, 2000


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


Issuer's telephone number, including area code:  (918) 499=1600

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

        There were 41,980,661 shares of common stock, No Par Value, outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one);  Yes [  ]  No [X]

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements






        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Five Star Broadband Wireless, Inc.
Tulsa, Oklahoma

We have reviewed the accompanying balance sheet of Five Star Broadband Wireless, Inc. (a development stage enterprise) (the "Company") as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three and nine months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



 /s/ Robert Early & Company
ROBERT EARLY & COMPANY, P.C.
Abilene, Texas

August 11, 2000

                     FIVE STAR BROADBAND WIRELESS, INC.
                      (A Development Stage Enterprise)

                               Balance Sheets



                                                     June 30,    September 30,
                                                      2000           1999
                                                  ------------   -----------
                                                   (Unaudited)
                              ASSETS

Current Assets:
   Cash                                           $     89,601   $    91,274
   Marketable securities (net)                           2,900        70,456
   Income taxes receivable                               5,465            -
   Deferred tax benefit                                  7,877         2,853
                                                  ------------   -----------
      Total Current Assets                             105,843       164,583

Other Assets:
   Investment in subsidiary                            136,000            -
   Nonmarketable securities                             34,596        28,596
                                                  ------------   -----------

   TOTAL ASSETS                                   $    276,439   $   193,179
                                                  ============   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accrued expenses                               $         -    $     3,000
   Payable to officer                                       -          5,037
   Income taxes payable                                     -          5,556
                                                  ------------   -----------
      Total Liabilities                                     -         13,593
                                                  ------------   -----------

Stockholders' Equity:
   Common stock, no par value (1,000,000,000
     shares authorized, 41,980,661 and
     9,203,161 outstanding)                            338,915       167,665
   Earnings accumulated during the
     development stage                                 (50,408)       11,921
   Unrealized gain/(loss) on nonmarketable
     securities (net)                                  (12,068)           -
                                                  ------------   -----------
      Total Stockholders' Equity                       276,439       179,586
                                                  ------------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    276,439   $   193,179
                                                  ============   ===========


See accompanying selected information and accountants' report.
                                     3

                     FIVE STAR BROADBAND WIRELESS, INC.
                      (A Development Stage Enterprise)

                          Statements of Operations
         For the Three and Nine Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                                                    Cumulative
                                                                    During the
                              Three Months        Nine Months       Development
                            2000      1999      2000        1999      Stage
                         ----------  --------  ---------  ---------  ---------

Revenues                 $       -   $     -   $      -   $      -   $      -

Operating Expenses:
  Director & officer
    compensation             14,000     9,000     32,000     22,000     72,000
  Rent                           -        900      1,800      2,700      5,400
  Legal and professional      5,540        -       7,968         -      11,368
  Other expenses              1,288        -       3,924         75      4,819
Total Operating Expenses     20,828     9,900     45,692     24,775     93,587
                         ----------  --------  ---------  ---------  ---------

Income from Operations      (20,828)   (9,900)   (45,692)   (24,775)   (93,587)

Other Income and Expenses:
  Interest income               460         1      2,087         29      2,549
  Interest expense               -         -         (85)        -         (85)
  Gain on sale of
   marketable securities         -         -      (7,321)    (3,374)    69,890
  Unrealized loss on
   marketable securities     (8,350)   (3,666)   (19,966)    6,731     (35,120)
                         ----------  --------  ---------  ---------  ---------

Income Before Income Taxes  (28,718)  (13,565)   (70,977)  (21,389)    (56,353)

  Income tax expense/
    (benefit)                 6,021    (1,854)    (5,556)   (5,268)         -
  Deferred tax expense/
    (benefit)                (1,551)     (687)    (3,092)    1,261      (5,945)
                         ----------  --------  ---------  ---------  ---------

NET INCOME               $  (33,188) $(11,024) $ (62,329) $ (17,382) $ (50,408)
                         ==========  ========  =========  =========  =========

Earnings per Share       $    (0.00) $  (0.00) $   (0.00) $   (0.00) $   (0.00)
                         ==========  ========  =========  =========  =========

Weighted Average Shares
   Outstanding           41,980,661 5,142,294 21,855,396  4,294,731 12,622,532
                         ========== ========= ==========  ========= ==========

See accompanying selected information and accountants' report.
                                     4

                     FIVE STAR BROADBAND WIRELESS, INC.
                      (A Development Stage Enterprise)

                     Statements of Stockholders' Equity
               For the Period from Inception to June 30, 2000
                                (Unaudited)


                                                          Earnings  Unrealized
                                                        Accumulated Gain/(Loss)
                                                         During the   On Non-
                                        Common Stock    Development Marketable
                             Date    Shares     Amount      Stage   Securities
                            ----- ----------  ---------  ---------  ----------

Stock issued for:
   Services and expenses    10/98    475,320  $   4,075  $      -    $      -
   Cash                     11/98     50,000        500         -           -
   Marketable securities    11/98  3,800,000     34,500         -           -
   Officer compensation     04/99    621,034      7,924         -           -
   Marketable securities    04/99     68,966        880         -           -
   Officer compensation     05/99    767,967     23,039         -           -
   Marketable securities    08/99  3,219,874     90,747         -           -
   Marketable securities    09/99    200,000      6,000         -           -
Net income for period                     -          -      11,921          -
                                  ----------  ---------  ---------   ---------

Balances, September 30, 1999       9,203,161    167,665     11,921          -

Stock issued for:
   Cash                     10/99    100,000     10,000         -           -
   Marketable securities    10/99    200,000     20,000         -           -
   Marketable securities    11/99    437,500     43,750         -           -
   Cash                     03/00    540,000     97,500         -           -
   Marketing contract       03/00 31,500,000         -          -           -
Net loss for period                       -          -     (62,329)    (12,068)
                                  ----------  ---------  ---------   ---------

Balances, June 30, 2000           41,980,661  $ 338,915  $ (50,408)  $ (12,068)
                                  ==========  =========  =========   =========



See accompanying selected information and accountants' report.
                                     5

                     FIVE STAR BROADBAND WIRELESS, INC.
                      (A Development Stage Enterprise)

                          Statements of Cash Flows
             Increases/(Decreases) in Cash and Cash Equivalents
              For the Nine Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                                                    Cumulative
                                                                    During the
                                                                    Development
                                                 2000      1999       Stage
                                              ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $ (62,329) $ (17,382) $ (50,408)
  Adjustments to reconcile net income/
  (loss) to net cash provided by operations:
  (Gain)/loss on sales of assets                  7,321      3,374    (69,890)
  Unrealized (gain)/loss on marketable
    securities                       19,966     (6,731)    35,120
  Services & expenses purchased with stock           -      27,115     35,038

  Deferred tax benefit                           (3,092)     1,261     (5,945)
  Payables and accrued expenses                  (8,037)    (2,339)        -
  Income taxes payable/receivable               (11,021)    (5,268)    (5,465)
                                              ---------  ---------  ---------
NET CASH PROVIDED/(USED) BY OPERATING
  ACTIVITIES                                   (57,192)         30    (61,550)
                                              ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities   130,121      6,976    247,873
  Purchase of marketable securities             (46,102)    (7,241)   (68,722)
  Investment in subsidiary                     (136,000)        -    (136,000)
                                              ---------  ---------  ---------
NET CASH PROVIDED/(USED) BY INVESTING
     ACTIVITIES                                 (51,981)      (265)    43,151
                                              ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                  107,500        500    108,000
                                              ---------  ---------  ---------

    Increase/(decrease) in cash for period       (1,673)       265     89,601

  Cash, Beginning of period                      91,274         -          -
                                              ---------  ---------  ---------

CASH, END OF PERIOD                           $  89,601  $     265  $  89,601
                                              =========  =========  =========

Supplemental Disclosures:
  Cash payments for:
    Interest                                  $      85  $      -   $      85
    Income taxes                                  4,274         -       4,274

Non-Cash Investing and Financing:
  Stock issued to related parties:
    In exchange for marketable securities     $   63,750 $  35,380  $ 195,876
    For services rendered                             -     24,340     34,963
    For expenses                                      -      2,775         75

See accompanying selected information and accountants' report.
                                     6

                     FIVE STAR BROADBAND WIRELESS, INC.
                      (A Development Stage Enterprise)

                            Selected Information
                               June 30, 2000


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S=B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10=SB for the period from inception to September 30, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The report of Robert Early & Company, P.C. commenting on their review accompanies the condensed financial statements included in Item 1 of Part 1. Operating results for the nine month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Development Stage Enterprise == The Company has been in the development stage since its inception in October 1998. The Company acquired a 40% interest in another entity and issued stock for rights under a marketing contract during January through March 2000. Neither of these interests have generated revenues for the Company through June 30, 2000. The Company will continue to be considered a development stage enterprise until such time as operating revenues are sufficient to sustain the activities of the Company.


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

During the quarter ended March 2000, the Company issued 540,000 new shares in exchange for $97,500. The Company also issued 31,500,000 shares for the right to provide marketing services under a contract. These shares have been recorded without value because of accounting rules. These rules require the Company to record assets int this type of transaction at their basis in the hands of the transferor. Since the transferors had no determinable basis in the contract, the Company's basis is limited to zero.

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

An additional 9,500,000 shares have been reserved for management to utilize in fund=raising and business development/acquisition activities.

Item 2.  Plan of Operation

    The Company has identified one of its major objectives as the marketing fo wireless broadband internet services at 400 times the speed of dial=up modems. It is expected that the Company will expand its scope beyond the original plan for sales of the services to be able to provide and sell the equipment, including installation and technical support, required to support the delivery of the wireless broadband internet services sold. The Company is currently working with several other companies to support this activity.

    The Company is also exploring other investment opportunities primarily in the area of related internet technology and services. One such area currently being pursued involves entering rural area markets that are not covered by cellular service. An emphasis is currently being placed upon areas Management feels will most likely generate revenues for the Company, in order to provide income for controlled expansion.

    During the third fiscal quarter ended June 30, 2000, the Company has engaged the services of Pat C. Eden of Oklahoma City to fill a new position entitled Director of Technologies. His primary responsibility is to oversee and coordinate all technical development aspects of the deployment of the Company's services in the target market areas.

    Finally, the Company plans to build a web site and has reserved domain names for this purpose.

    Disclosure Regarding Forward=Looking Statements = This Form 10=QSB includes "forward=looking" statements within the meaning of Section 27A of the Securities Act and the Company desires to take advantage of the "safe harbor" provisions thereof. Therefore, the Company is including this statement for the express purpose of availing itself of the protections of such safe harbor provisions with respect to all of such forward=looking statements. The forward=looking statements in this Form 10=QSB reflect the Company's current views with respect to future events and financial performance. These forward=looking statements are subject to certain risks and uncertainties that could cause actual results to differ from those anticipated. In this Form 10=QSB, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward= looking statements. The Company undertakes no obligation to publicly revise these forward=looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward= looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

PART II:    OTHER INFORMATION



Item 6:   Exhibits and Reports on Form 8=K

        a.  Exhibits

            Exhibit 27. Financial Data Schedule

        b.  Reports on Form 8=K

            None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          FIVE STAR BROADBAND WIRELESS, INC.


August 14, 2000                            /s/ JACK R. LINDLEY
                                          Jack R. Lindley, President and
                                          Chief Financial Officer